Form 10-K
period 2023-12-31
Wells Fargo Commercial Mortgage Trust 2020-C57
filed 2024-03-15
CIK 1818654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the DoubleTree New York Times Square West Leased Fee Mortgage Loan and the special servicer of the other mortgage loans serviced under the Pooling and Servicing Agreement and The Grid Mortgage Loan prior to April 24, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

K-Star Asset Management LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement (other than the DoubleTree New York Times Square West Leased Fee Mortgage Loan) and The Grid Mortgage Loan on and after April 24, 2023. As a result, K-Star Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by K-Star Asset Management LLC in the capacities described above are listed in the Exhibit Index.

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

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to April 24, 2023

33.3         K-Star Asset Management LLC, as Special Servicer on and after April 24, 2023

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Pentalpha Surveillance LLC, as Operating Advisor

33.8         CoreLogic Solutions, LLC, as Servicing Function Participant

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.1)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan prior to April 24, 2023 (see Exhibit 33.2)

33.13       K-Star Asset Management LLC, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan on and after April 24, 2023 (see Exhibit 33.3)

33.14       Wilmington Trust, National Association, as Trustee of the PGH17 Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.6)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.7)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 33.8)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 33.1)

33.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 33.2)

33.21       Wilmington Trust, National Association, as Trustee of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Custodian of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 33.6)

33.23       Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 33.7)

33.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 33.8)

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the 122nd Street Portfolio Mortgage Loan (see Exhibit 33.1)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 122nd Street Portfolio Mortgage Loan prior to April 24, 2023 (see Exhibit 33.2)

33.28       K-Star Asset Management LLC, as Special Servicer of the 122nd Street Portfolio Mortgage Loan on and after April 24, 2023 (see Exhibit 33.3)

33.29       Wilmington Trust, National Association, as Trustee of the 122nd Street Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the 122nd Street Portfolio Mortgage Loan (see Exhibit 33.6)

33.31       Pentalpha Surveillance LLC, as Operating Advisor of the 122nd Street Portfolio Mortgage Loan (see Exhibit 33.7)

33.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the 122nd Street Portfolio Mortgage Loan (see Exhibit 33.8)

33.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.34       Wells Fargo Bank, National Association, as Primary Servicer of The Grid Mortgage Loan (see Exhibit 33.1)

33.35       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Grid Mortgage Loan prior to April 24, 2023 (see Exhibit 33.2)

33.36       K-Star Asset Management LLC, as Special Servicer of The Grid Mortgage Loan on and after April 24, 2023 (see Exhibit 33.3)

33.37       Wilmington Trust, National Association, as Trustee of The Grid Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Custodian of The Grid Mortgage Loan (see Exhibit 33.6)

33.39       Pentalpha Surveillance LLC, as Operating Advisor of The Grid Mortgage Loan (see Exhibit 33.7)

33.40       CoreLogic Solutions, LLC, as Servicing Function Participant of The Grid Mortgage Loan (see Exhibit 33.8)

33.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to April 24, 2023

34.3         K-Star Asset Management LLC, as Special Servicer on and after April 24, 2023

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Pentalpha Surveillance LLC, as Operating Advisor

34.8         CoreLogic Solutions, LLC, as Servicing Function Participant

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.1)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan prior to April 24, 2023 (see Exhibit 34.2)

34.13       K-Star Asset Management LLC, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan on and after April 24, 2023 (see Exhibit 34.3)

34.14       Wilmington Trust, National Association, as Trustee of the PGH17 Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.6)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.7)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 34.8)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 34.1)

34.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 34.2)

34.21       Wilmington Trust, National Association, as Trustee of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Custodian of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 34.6)

34.23       Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 34.7)

34.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 34.8)

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the 122nd Street Portfolio Mortgage Loan (see Exhibit 34.1)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 122nd Street Portfolio Mortgage Loan prior to April 24, 2023 (see Exhibit 34.2)

34.28       K-Star Asset Management LLC, as Special Servicer of the 122nd Street Portfolio Mortgage Loan on and after April 24, 2023 (see Exhibit 34.3)

34.29       Wilmington Trust, National Association, as Trustee of the 122nd Street Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the 122nd Street Portfolio Mortgage Loan (see Exhibit 34.6)

34.31       Pentalpha Surveillance LLC, as Operating Advisor of the 122nd Street Portfolio Mortgage Loan (see Exhibit 34.7)

34.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the 122nd Street Portfolio Mortgage Loan (see Exhibit 34.8)

34.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.34       Wells Fargo Bank, National Association, as Primary Servicer of The Grid Mortgage Loan (see Exhibit 34.1)

34.35       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Grid Mortgage Loan prior to April 24, 2023 (see Exhibit 34.2)

34.36       K-Star Asset Management LLC, as Special Servicer of The Grid Mortgage Loan on and after April 24, 2023 (see Exhibit 34.3)

34.37       Wilmington Trust, National Association, as Trustee of The Grid Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Custodian of The Grid Mortgage Loan (see Exhibit 34.6)

34.39       Pentalpha Surveillance LLC, as Operating Advisor of The Grid Mortgage Loan (see Exhibit 34.7)

34.40       CoreLogic Solutions, LLC, as Servicing Function Participant of The Grid Mortgage Loan (see Exhibit 34.8)

34.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to April 24, 2023

35.3         K-Star Asset Management LLC, as Special Servicer on and after April 24, 2023

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the PGH17 Self Storage Portfolio Mortgage Loan (see Exhibit 35.1)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan prior to April 24, 2023 (see Exhibit 35.2)

35.8         K-Star Asset Management LLC, as Special Servicer of the PGH17 Self Storage Portfolio Mortgage Loan on and after April 24, 2023 (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 35.1)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the 122nd Street Portfolio Mortgage Loan (see Exhibit 35.1)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 122nd Street Portfolio Mortgage Loan prior to April 24, 2023 (see Exhibit 35.2)

35.13       K-Star Asset Management LLC, as Special Servicer of the 122nd Street Portfolio Mortgage Loan on and after April 24, 2023 (see Exhibit 35.3)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of The Grid Mortgage Loan (see Exhibit 35.1)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Grid Mortgage Loan prior to April 24, 2023 (see Exhibit 35.2)

35.16       K-Star Asset Management LLC, as Special Servicer of The Grid Mortgage Loan on and after April 24, 2023 (see Exhibit 35.3)

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

Date: March 15, 2024